Form 10-K
period 1998-12-26
UNIROYAL CHEMICAL CO INC
filed 1999-04-12
CIK 862612

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

                                  FORM 10-K
(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 26, 1998

                                    OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition period from            to


            Commission File Number:  33-66740



                        UNIROYAL CHEMICAL COMPANY, INC.
            (Exact name of registrant as specified in its charter)

        NEW JERSEY                                    06-114-8490
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                    Identification No.)


BENSON ROAD
MIDDLEBURY, CONNECTICUT                                  06749
(Address of principal executive offices)               (Zip Code)

Registrants's telephone number, including area code - (203) 573-2000

Securities registered pursuant to Section 12(b) of the Act:     None
Securities registered pursuant to Section 12(g) of the Act:     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes  X                 No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K [   ].

None of the voting stock of Uniroyal Chemical Company, Inc. is held by non-affiliates.

The number of shares of Common Stock of Uniroyal Chemical Company, Inc. outstanding as of March 26, 1999, was 100 shares of No Class Common Stock.


               Documents incorporated by reference

                                    None

Registrant meets the conditions set forth in General Instruction (I)(1)(a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.




                                        INDEX

                                                                      Page
PART 1

Item 1.   Business

Item 2.   Properties

Item 3.   Legal Proceedings

Item 4.   Submission of Matters to a Vote of Security Holders


PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters

Item 6.   Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Item 8.   Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


PART III

Item 10.  Directors and Executive Officers of the Registrant

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Item 13.  Certain Relationships and Related Transactions


PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K


     The Registrant is not required by Section 13 or 15(d) of the Securities Exchange Act of 1934 to file this Report, which is being filed to comply with certain provisions of the indentures applicable to two series of outstanding public debt of the Registrant.

*   *   *   *   *   *   *   *   *   *   *   *   *   *   *   *   *   *   *


                                 PART I


ITEM 1.   BUSINESS

Business of Uniroyal Chemical Company, Inc.

     Uniroyal Chemical Company, Inc. ("Uniroyal Chemical" or "Registrant") is a major multinational manufacturer of a wide variety of specialty chemical and polymer products, including rubber chemicals, specialty additives for the plastics and lubricants industries, crop protection chemicals, EPDM rubber, nitrile rubber and urethane prepolymers. Uniroyal Chemical produces high value added products which are currently marketed in approximately 120 countries and serve a wide variety of end use markets including tires, agriculture, automobiles, plastics, lubricants, petrochemicals, hoses, construction, recreation, mining and appliances. Uniroyal Chemical's business has its origins in the chemical operations of the U.S. Rubber Company, which date back over 95 years.

Merger with Uniroyal Chemical Corporation

     In December 1998, Uniroyal Chemical Corporation ("UCC"), a Delaware corporation, was merged with and into the Registrant, with the Registrant being the surviving corporation ("UCC Merger"). The Registrant was a wholly owned subsidiary of UCC which was a wholly owned subsidiary of Crompton & Knowles Corporation. Prior to the UCC Merger, the Registrant and UCC were each separate registrants making joint filings with the Securities and Exchange Commission.

Joint Ventures with Bayer Corporation

     In November 1998, Crompton & Knowles Corporation ("C & K") and Bayer Corporation ("Bayer") formed joint ventures to serve the agricultural seed treatment markets in North America. The business previously operated by Gustafson, Inc. ("Gustafson"), a unit of the Registrant, a wholly owned subsidiary of C & K, is the basis of the 50/50 joint ventures. The U.S. joint venture will be headquartered in Plano, Texas under the former Gustafson management. The crop protection businesses of the Registrant and Bayer will continue to operate independently, except for these seed treatment joint ventures.

Joint Venture with GIRSA

     Also, in November 1998, Uniroyal Chemical entered into a joint venture with GIRSA, a subsidiary of DESC, S.A. de C.V., a Mexican corporation, to produce Paracril(R) oil-resistant nitrile rubber products in Mexico. Uniroyal Chemical is contributing its nitrile rubber technology and business, and will continue to provide sales and technical service support through its existing organization. GIRSA is contributing its process and manufacturing technology and will be primarily responsible for the construction of a new plant in Mexico. Uniroyal Chemical's production facility in Painesville, Ohio will close by mid-1999.

Merger with Crompton & Knowles Corporation

     There is incorporated by reference herein Item 1 of the Current Report on Form 8-K dated August 21, 1996, for the Registrant and UCC for information pertaining to an Agreement and Plan of Merger dated as of April 30, 1996, as amended, by and among UCC, C & K and Tiger Merger Corp. ("Subcorp"), a wholly owned subsidiary of C & K, whereby Subcorp was merged with and into UCC (the "Merger") effective on August 21, 1996. As a result of the Merger, UCC became a wholly owned subsidiary of C & K. Uniroyal Chemical remained a wholly owned subsidiary of UCC until the UCC Merger in December 1998.


ITEM 2.  PROPERTIES

     Uniroyal Chemical and its subsidiaries (excluding Gustafson) operate 12 production facilities worldwide. While most manufacturing plants produce a variety of products, three are dedicated to individual products. The four most significant production facilities are in Elmira, Ontario, Canada; Geismar, Louisiana; Naugatuck, Connecticut; and Latina, Italy.

     Uniroyal Chemical holds a 50% interest in the Gustafson joint ventures which operate four facilities: an equipment manufacturing plant in Eden Prairie, Minnesota and chemical formulation facilities in Marsing, Idaho; Des Moines, Iowa; and Pekin, Illinois.

     Uniroyal Chemical holds a 50% voting interest in Rubicon Inc., which operates a chemical production facility located in Geismar, Louisiana that in part is dedicated to producing certain intermediates for Uniroyal Chemical.

     Uniroyal Chemical conducts research and development in facilities in Bethany, Middlebury and Naugatuck, Connecticut; Guelph, Ontario, Canada; and Evesham, England. In addition, Gustafson conducts research and development at a facility in Frisco, Texas. Uniroyal Chemical and Gustafson each also operate field stations for crop protection research and development activities.

     Uniroyal Chemical maintains headquarters facilities at Middlebury, Connecticut.


ITEM 3.  LEGAL PROCEEDINGS

     Uniroyal Chemical and its subsidiaries are involved in claims, litigation, administrative proceedings and investigations of various types in several jurisdictions. A number of such matters involve claims for a material amount of damages and relate to or allege environmental liabilities, including clean up costs associated with hazardous waste disposal sites, natural resource damages, property damage and personal injuries.

     Environmental Liabilities. Each quarter, Uniroyal Chemical evaluates and reviews estimates for future remediation and other costs to determine
appropriate environmental reserve amounts.   For each site, a determination is
made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by Uniroyal Chemical and the anticipated time frame over which payments toward the remediation plan will occur. The total amount accrued for such environmental liabilities at December 26, 1998, was $92 million. Uniroyal Chemical estimates the potential liabilities to range from $68 million to $126 million at December 26, 1998.
It is reasonably possible that Uniroyal Chemical's estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, the interpretation of current laws and regulations be modified or additional environmental laws and regulations be enacted.

     Uniroyal Chemical generally assesses the possibility for toxic tort claims. Such liabilities are dependent upon complex factors. Five facilities have been identified where the possibility for toxic tort claims may be significant, i.e. as situations where chemicals are believed to have migrated off-site, thus posing risk of exposure. There are no lawsuits pending involving any of these five facilities. Virtually all, if not all, of the off-site disposal sites to which Uniroyal Chemical may have sent toxic materials pose a possibility for toxic tort claims. There are currently pending five toxic tort claims against Uniroyal Chemical and others arising from these off-site disposal sites.

     Uniroyal Chemical has been identified by federal, state or local governmental agencies, and by other potentially responsible parties (a "PRP") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or comparable state statutes, as a PRP with respect to costs associated with waste disposal sites at various locations in the United States. Because these regulations have been construed to authorize joint and several liability, the Environmental Protection Agency ("EPA") could seek to recover all costs involving a waste disposal site from any one of the PRPs for such site, including Uniroyal Chemical, despite the involvement of other PRPs. In many cases, Uniroyal Chemical is one of several hundred PRPs so identified. In a few instances, Uniroyal Chemical is one of only a handful of PRPs. In certain instances, a number of other financially responsible PRPs are also involved, and Uniroyal Chemical expects that any ultimate liability resulting from such matters will be apportioned between Uniroyal Chemical and such other parties. In addition, Uniroyal Chemical is involved with environmental remediation and compliance activities at some of its current and former sites in the United States and abroad. The more significant of these matters are described below.

 .     Beacon Heights and Laurel Park - Uniroyal Chemical is a member of the
Beacon Heights Coalition, a group of entities engaged in remedial work at the Beacon Heights site in the State of Connecticut pursuant to a Consent Decree entered in 1987. The actions required by this Consent Decree have been essentially completed. There is a continuing requirement for operation and maintenance at the site.

     Over many years, Uniroyal Chemical has entered into and performed activities pursuant to a series of Administrative Orders with respect to the Laurel Park site located in the State of Connecticut. The EPA, the State of Connecticut, and the Laurel Park Coalition (consisting of Uniroyal Chemical and a number of other parties) have entered into a Consent Decree governing the design and implementation of the selected remedy. Remedial construction began at the Laurel Park site in July 1996, and was completed in 1998. Operation and maintenance activities at the site are ongoing.

     Consolidated litigation brought by the Beacon Heights and Laurel Park Coalitions seeking contribution to the costs from the owner/operators of the site and later from other identified generator parties has resulted in substantial recoveries from a number of parties. Hearings on the remaining claims have been completed before a Special Master appointed by the Court. The Special Master has issued a Report and Recommendations to the Court denying recovery to the Coalitions. The Coalitions intend to file objections to the Report prior to the Court's ruling in this matter.

 .     Cleve Reber - Uniroyal Chemical and three other corporations named in an
Administrative Order issued by the EPA have complied with such Order which governs remediation of the site located in the State of Louisiana. The cooperating parties have negotiated a consent agreement with the EPA which resolves all outstanding claims, leaving only ongoing operation and maintenance activities at the site.

 .     Petro Processors - This matter relating to a site in the State of
Louisiana was initiated in 1981. Litigation was instituted by the EPA against a number of parties, including Uniroyal, Inc. (which Uniroyal Chemical has agreed to indemnify), seeking cleanup of the Petro Processors site. A Consent Decree was entered to settle the case in February 1984, which required the defendants to clean up the site to the satisfaction of the EPA under supervision of the court. A settlement among the ten defendants, dated December 16, 1983, defines the percentage to be borne by each defendant of the currently estimated future cost of $89 million to complete remediation of the site. Although the allocations are subject to a confidentiality order, Uniroyal Chemical believes that the amount it will pay will not be material to its financial condition or results of operations.

 .     Vertac - Uniroyal Chemical and its Canadian subsidiary, Uniroyal
Chemical Co./Cie. (formerly known as Uniroyal Chemical Ltd./Ltee), were joined with others as defendants in consolidated civil actions brought in the United States District Court, Eastern District of Arkansas, Western Division by the United States of America, the State of Arkansas and Hercules
Incorporated ("Hercules") relating to a Vertac Chemical Corporation site in Jacksonville, Arkansas. Uniroyal Chemical has been dismissed from the litigation. On May 21, 1997, the Court entered an order finding that Uniroyal Chemical Co./Cie. is jointly and severally liable to the United States, and finding that Hercules and Uniroyal Chemical Co./Cie. are liable to each other in contribution. On October 23, 1998, the Court entered an order granting the United States's motion for summary judgment against Uniroyal Chemical Co./Cie. and Hercules as to the amount of its claimed removal and remediation costs of $102.9 million at the Vertac site. Trial on the allocation of these costs as between Uniroyal Co./Cie. and Hercules was concluded on November 6, 1998, and post-trial briefing was completed during February 1999, with a decision expected during the second quarter of 1999. How much, if any, of the costs will ultimately be imposed on Uniroyal Chemical Co./Cie. cannot be determined at this time although Uniroyal Chemical Co./Cie. continues to believe that its share of liability will be small in comparison to that of Hercules.

     The natural resource damage case filed by several individuals in state court which named Uniroyal Chemical Co./Cie. has been withdrawn without prejudice. These individuals have refiled their case in Federal court against some of the parties but have not named Uniroyal Chemical Co./Cie. as a defendant. Uniroyal Chemical Co./Cie. received a notice from the United States Department of the Interior of its intent to perform a Natural Resource Damage Assessment at the site. In addition, the State of Arkansas has commenced an action for natural resource damages which is currently pending in the State court, but Uniroyal Chemical Co./Cie. has not been named a party in that action.

 .     Naugatuck - On February 24, 1999, the Connecticut Department of
Environmental Protection initiated an action in Connecticut State court against Uniroyal Chemical alleging that Uniroyal Chemical's Naugatuck, CT, plant had on several occasions improperly discharged hazardous wastes to the Naugatuck sewage treatment plant and had failed to comply with other applicable state and Federal requirements regarding its discharges to the sewage treatment plant.

     Uniroyal Chemical intends to assert all meritorious legal defenses and all other equitable factors which are available to it with respect to the above matters. Uniroyal Chemical believes that the resolution of these environmental matters will not have a material adverse effect on its consolidated financial position. While Uniroyal Chemical believes it is unlikely, the resolution of these environmental matters could have a material adverse effect on its consolidated results of operations in any given year if a significant number of these matters are resolved unfavorably.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No response to this item is required as Registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K ("No Response Required").



                                PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

     There is no established market for the Common Stock of Uniroyal Chemical,
all of which is owned by C & K.   See "BUSINESS - Merger with Crompton &
Knowles Corporation" for information about the Merger and "BUSINESS - Merger with Uniroyal Chemical Corporation" for information about the UCC Merger.

     As a result of the UCC Merger, Uniroyal Chemical assumed the obligations of a debt agreement of UCC ("UCC Debt Agreement"). The operations of UCC were conducted through Uniroyal Chemical and its subsidiaries and, therefore, UCC relied on Uniroyal Chemical's cash flow to satisfy its debt obligations and other cash needs. The debt agreement of Uniroyal Chemical and the UCC Debt Agreement restrict the ability of Uniroyal Chemical to provide funds and to pay dividends to C & K. UCC never paid cash dividends on shares of its common stock. See Note entitled "Long-term Debt" in accompanying notes to Consolidated Financial Statements of Uniroyal Chemical.

ITEM 6.     SELECTED FINANCIAL DATA

            No Response Required.


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

      The response to this item has been limited to an analysis of the results of operations for 1998 as compared with fiscal 1997 as Registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

Reporting Segments

     Effective in 1998, Uniroyal Chemical (the "Company") adopted FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," and redefined its reporting segments. The Company's results are grouped into two major business categories, "Specialty Chemicals" and "Polymers." Specialty Chemicals consist of separate reporting segments for Performance Chemicals (rubber chemicals and specialty additives), Crop Protection and Other. Polymers consists of one reporting segment which includes EPDM, urethanes and nitrile rubber.

Overview

     Net sales for 1998 increased by 2% to $1,209.6 million from $1,183.3 million for 1997. An increase of 6% was related to the Parent company transfer of certain international operations of its Colors business to the Company effective December 27, 1997, offset by lower volume of 4%.

     Gross margins as a percentage of net sales increased to 39.7 % from 38.6% in the prior year. The increase was primarily attributable to lower material costs, improved pricing and product mix. Operating profit of $156.8 million declined 3% from the prior year; however, excluding the impact of special items, operating profit increased 2% to $190.4 million from $185.9 million in the prior year. Operating profit for the specialty chemical business declined 9% and for the polymers business increased 40%.

Specialty Chemicals

     Specialty chemical sales of $867.1 million represent an increase of $26 million from 1997. Operating profit for specialty chemicals was $131.3 million compared to $144.9 million in 1997. An analysis of sales and operating profit by reporting segment follows.

     Performance chemicals sales of $441.8 million decreased 6% versus 1997 primarily attributable to lower volume of 3%, lower pricing of 2% and lower foreign currency translation of 1%. Rubber chemical sales were 9% lower than 1997 primarily due to lower volume and pricing. Specialty additives sales decreased 1% primarily due to lower pricing and foreign currency translation. Performance chemicals operating profit of $50 million decreased 26% from 1997. The decrease was primarily attributable to lower volume, unfavorable manufacturing variances and an unfavorable product mix.

     Crop protection sales of $348 million decreased 6% versus 1997 primarily due equally to the deconsolidation of the Gustafson seed treatment business in December 1998 and lower volume, particularly in the insecticide business. Operating profit of $78.7 million increased 2% from 1997 primarily due to lower operating costs and improved pricing and product mix.

     Other sales of $77.3 million and operating profit of $2.6 million were incremental to 1997 as a result of the Parent company transfer of certain international operations of its Colors business. Sales and operating profit related to this business were not retroactively included in the 1997 Consolidated Statement of Operations as the impact was not considered material.

Polymers

     Polymers sales of $342.5 million were essentially unchanged from 1997 as improved pricing of 4% was offset primarily by lower volume. EPDM sales increased 6% from 1997 primarily due to improved pricing. Urethane and nitrile rubber sales were lower by 3% and 9%, respectively, due primarily to lower volume. Polymers operating profit of $77.4 million increased 40% from 1997 primarily attributable to improved pricing and lower raw material costs in the EPDM business.

Other

     Selling, general and administrative expenses of $182.2 million increased 10% versus 1997 primarily attributable to the Parent company transfer of certain international operations of its Colors business. Depreciation and amortization of $66.8 million increased 5% primarily as a result of the same Parent company transfer. Research and development costs of $41.1 million increased 1% from 1997, but as a percentage of sales, remained constant at 3.4%.

     Facility closure costs of $33.6 million represent primarily the write-off of plant and equipment, severance and other costs related to the closure of the Company's nitrile rubber facility in Painesville, Ohio. A special environmental provision of $13.5 million in 1997 reflected the Company's evaluation of its obligation for environmental remediation activities. Severance and other costs of $10 million in 1997 represented planned workforce reductions and other product liability claims and costs associated with implementation of SAP software.

     Interest expense of $86.5 million decreased 10% from 1997 primarily due to lower levels of indebtedness and lower interest cost on borrowings used to redeem certain high cost debt in 1998. Other income of $156.8 million in 1998 includes a gain in the amount of $153.4 million resulting from the sale of a 50% interest in the Gustafson seed treatment business. Other income of $26.5 million in 1997 includes a gain of $28 million relating to a settlement with the U.S. Department of the Army. The effective tax rate excluding the impact of special items was 37.5% compared to 38.0% in 1997.

Year 2000 Issues

     The Company has assessed and continues to assess its Information Technology ("IT") infrastructures including those systems that are typically viewed as non-IT systems to determine and address any potential problems that may result from Year 2000 compliance issues. As generally known, Year 2000 compliance issues pertain to the ability of computerized systems to recognize and process date sensitive information beginning January 1, 2000. The Company has performed this assessment over the last two years and has been implementing appropriate steps to be Year 2000 compliant in both its IT and non-IT systems.

     Under the Company's current environment, IT systems include mission critical applications that directly support the Company's operations. These IT systems also include networked personal computers running desktop applications. Typical non-IT systems within the Company's environment include process controls and other microcontrollers containing imbedded computer chips. The Company has completed its assessment of its non-IT systems and is aggressively undertaking measures to remedy such systems. The Company expects to complete this remediation by October 1999.

     The Company employs a number of major mission critical IT systems in its Specialty Chemicals and Polymers businesses. These systems are currently being upgraded to address Year 2000 compliance issues and the Company expects this to be completed by mid-1999.

     The Company has operations in Europe, Asia Pacific, and Latin America supported by IT systems operating on mid-range computers. The Company is presently upgrading these IT systems to address Year 2000 compliance and expects to complete this upgrade by mid-1999.

     The Company is actively looking into the overall Year 2000 readiness of its major business partners including vendors, suppliers, and service providers in order to determine that the Company's operations will not be disrupted in the event that any such third party fails to have Year 2000 compliant systems. The Company has received assurances from nearly all of the major business entities that it conducts business with that these entities will be able to conduct business beyond January 1, 2000, without any disruption. The Company continues to provide status information of its Year 2000 compliance effort to its customers and assures its customers that the Company's IT infrastructure will continue to function properly beyond January 1, 2000.

     The Company has spent approximately $2.5 million to assess and correct Year 2000 compliance issues in its IT infrastructure through December 26, 1998. The Company estimates that it will spend an additional $1.3 million to complete the remediation of Year 2000 compliance issues in its IT infrastructure. The Company is committed to allocate funds to remediate any other Year 2000 compliance issues in the course of its ongoing assessment of its IT infrastructure. Year 2000 compliance costs are not expected to have a material effect on the Company's results of operations.

     The Company does not expect to have any material risk exposure emanating from its internal IT infrastructure. While it is not expected to occur, failure of the Company's suppliers and key customers to address Year 2000 compliance could have a material adverse impact on the Company's operations. In particular, failure of the Company's energy and telecommunication suppliers to address Year 2000 compliance could have a material adverse impact on the Company's operations. The Company is continuing to assess its efforts to mitigate any potential risk associated with Year 2000 compliance including development of contingency plans.

New Accounting Standards

     In June, 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130 "Reporting Comprehensive Income" and Statement No. 131 "Disclosure about Segments of an Enterprise and Related Information." The Company has adopted these standards in 1998.

     In February, 1998, the FASB issued Statement No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" and in June 1998 issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Company has adopted Statement No. 132 in 1998 and will adopt Statement No. 133 in the first quarter of 2000.

Forward-Looking Statements

     Certain statements made in this Form 10-K are forward-looking statements that involve risks and uncertainties. These statements are based on currently available information and the Company's actual results may differ significantly from the results discussed. Investors are cautioned that there can be no assurance that the actual results will not differ materially from those suggested in such forward-looking statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to potential losses arising from adverse changes in foreign exchange and interest rates and, therefore, selectively uses derivative instruments to manage its exposure to such market risks. The Company does not enter into derivatives or other financial investments for trading or speculative purposes. The Company enters into foreign exchange contracts periodically to hedge currency fluctuations if such fluctuations are earnings related. Gains and losses on foreign exchange contracts are reflected in the statements of operations, and are offset by changes in the underlying value of the hedged transactions. Such hedging activities are not significant in total.

     At December 26, 1998, the Company had an interest rate lock contract ("Interest Hedge") outstanding with a major financial institution for $230 million at a rate of 6.04%. The Interest Hedge expires on September 1, 2000. The settlement amount will be based on the difference between the rate of 6.04% and the 10 year Treasury rate at the expiration date. A settlement of the fair market value of the Interest Hedge as of December 26, 1998, would require a payment of approximately $17 million.

     The fair market value of long-term debt is subject to interest rate risk. The Company's long-term debt amounted to $725.6 million at December 26, 1998. The fair market value of such debt was $764.7 million, and with respect to Senior Notes, has been determined based on quoted market prices.

     Significant interest rate risk-sensitive instruments as of December 26, 1998, are detailed below and should be read in conjunction with the Long-term Debt and Financial Instruments Notes to the accompanying consolidated financial statements.

                          Interest Rate Sensitivity
                          (In thousands of dollars)


Year of                                               There-             Fair
Maturity     1999    2000   2001    2002    2003      after      Total   Value

Long-Term
Debt:
 Fixed Rate
 (US$)            $182,261       $173,128 $232,175* $126,612* $714,176 $753,234
Average
 Interest
 Rate                9.00%         10.50%   11.00%    12.00%    10.55%
Variable Rate
 (US$)                                    $  3,700            $  3,700 $  3,700
Average
 Interest Rate                               7.75%               7.75%
 Variable Rate
 (primarily
 Canadian
 Dollars)         $  3,366 $ 500 $    462 $  3,440            $  7,768 $  7,768
Average
 Interest
 Rate                5.73% 4.25%    4.25%    5.38%               5.39%

Short-Term Debt:
 Variable Rate
 (primarily
  Belgian
  Francs)   $17,305                                           $ 17,305 $ 17,305
 Average
 Interest
 Rate         3.85%                                              3.85%

Anticipated Transaction Interest Rate
  Protection Agreement:
 Protection Agreement
  (US$)                    $230,000                           $230,000 $ 17,098
                              6.04%                              6.04%

*Represents Notes to Parent.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     There is incorporated by reference herein the information set forth on the Index to Financial Statements and Financial Statement Schedules on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                 PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     No Response Required.


ITEM 11.   EXECUTIVE COMPENSATION

     No Response Required.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        No Response Required.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          No Response Required.



                                PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements

     The financial statements, and the notes thereto, listed on Page F-1 are filed herewith as part of this Report.

     2.  Financial Statement Schedules

     The financial statement schedule listed on page F-1 is filed herewith as part of this Report.

     3.  Exhibits

     The exhibits listed in the accompanying Exhibit Index are filed herewith as part of this Report.


(b)  Reports on Form 8-K filed in fourth quarter 1998

     A Current Report on Form 8-K was filed by the Registrant on December 21, 1998 ("Form 8-K"), reporting on Item 2 (Acquisition or Disposition of Assets),
Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).   The
Registrant amended its Form 8-K by filing a Current Report on Form 8-K/A on January 21, 1999, reporting on Items 2, 5 and 7.

(c)  Exhibits

     See Exhibit Index.

(d)  Financial Statement Schedules

       See Index to Financial Statements and Financial Statement Schedules on page F-1.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  UNIROYAL CHEMICAL COMPANY, INC.

Date: April 12, 1999              By:   /s/ Vincent A. Calarco
                                            Vincent A. Calarco
                                President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 12th day of April, 1999.

             Signature                          Title


    /s/  Vincent A. Calarco                President, Chief Executive
         Vincent A. Calarco                Officer and Director


    /s/  Charles J. Marsden                Vice President and Chief
         Charles J. Marsden                Financial Officer and Director
                                           (principal financial officer)


    /s/  John T. Ferguson II               Vice President, General Counsel
         John T. Ferguson II               and Director


    /s/  Michael F. Vagnini                Controller (principal
         Michael F. Vagnini                accounting officer)



INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                UNIROYAL CHEMICAL COMPANY, INC.

FINANCIAL STATEMENTS                            PAGE

     Independent Auditors' Report               F-2

     Consolidated Statements of Operations      F-3

     Consolidated Balance Sheets                F-4

     Consolidated Statements of Stockholder's   F-5
       Equity (Deficit)

     Consolidated Statements of Cash Flows      F-6

     Notes to Consolidated Financial            F-7
       Statements

FINANCIAL STATEMENT SCHEDULES

     Schedule II - Valuation and Qualifying     S-1
       Accounts


Certain schedules are omitted because they are not applicable or the required information is provided in the Financial Statements or related notes thereto.


                          F-1



                  Independent Auditors' Report


Board of Directors
Uniroyal Chemical Company, Inc.

We have audited the accompanying consolidated balance sheets of Uniroyal Chemical Company, Inc. and subsidiaries as of December 26, 1998 and December 27, 1997 and the related consolidated statements of operations, stockholder's equity (deficit) and cash flows for the fiscal years ended December 26, 1998, December 27, 1997 and September 28, 1996 and the three-month period ended December 28, 1996. In connection with our audits of the consolidated financial statements, we also audited the consolidated financial statement schedule as listed in the accompanying index on page F-1. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Uniroyal Chemical Company, Inc. and subsidiaries as of December 26, 1998 and December 27, 1997, and the results of their operations and their cash flows for the fiscal years ended December 26, 1998, December 27, 1997 and September 28, 1996 and the three-month period ended December 28, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




Stamford, Connecticut
January 27, 1999



                            F-2


UNIROYAL CHEMICAL COMPANY, INC.
Consolidated Statements of Operations
(In thousands of dollars)

                                                     Three
                        Year ended   Year ended   months ended  Year ended
                        December 26, December 27, December 28,  September 28,
                            1998        1997         1996           1996

Net Sales                $1,209,649  $1,183,289    $242,338   $1,132,746

Cost of products sold       729,051     727,102     154,031      701,104
Selling, general and
  admininstrative           182,188     165,852      40,214      166,716
Depreciation and
   amortization              66,836      63,780      15,485       67,946
Research and development     41,130      40,699       9,160       39,014
Facility closure costs       33,600        -             -         -
Severance and other costs      -         10,000          -         -
Special environmental
   charge                      -         13,500          -        30,000
Merger and related costs       -           -             -        52,579
Operating profit            156,844     162,356      23,448       75,387

Interest expense             86,512      96,011      24,814      106,456
Other income               (156,754)    (26,541)        (41)        (308)

Earnings (loss)
  before income taxes
  extraordinary loss        227,086      92,886      (1,325)     (30,761)
Income taxes                 89,777      35,323        (531)         951

Earnings (loss) before
  extraordinary loss        137,309      57,563        (794)     (31,712)
Extraordinary loss on
  early extinguishment
  of debt                   (21,651)     (4,958)         -          (441)
Net earnings (loss)        $115,658     $52,605       ($794)    ($32,153)





See accompanying notes to consolidated financial statements.
                             F-3




UNIROYAL CHEMICAL COMPANY, INC.
Consolidated Balance Sheets
(In thousands of dollars)


                                            December 26,    December 27,
ASSETS                                         1998             1997
CURRENT ASSETS
Cash                                      $      5,561    $       4,800
Accounts receivable                             59,109          210,054
Inventories                                    217,579          221,249
Other current assets                            55,226           65,388
    Total current assets                       337,475          501,491

NON-CURRENT ASSETS
Property, plant and equipment                  368,301          374,421
Costs in excess of acquired net assets         113,611          127,784
Due from Parent                                 50,885             -
Other assets                                   264,144          169,864
                                          $  1,134,416    $   1,173,560

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES
Notes payable                             $     17,305    $       1,770
Accounts payable                                80,291          105,901
Accrued expenses                                87,722           99,890
Income taxes payable                            41,290           27,262
    Total current liabilities                  226,608          234,823
NON-CURRENT LIABILITIES
Long-term debt                                 725,644          864,648
Postretirement health care liability           135,133          141,660
Other liabilities                              151,828          166,571

STOCKHOLDER'S EQUITY (DEFICIT)
Additional paid-in capital                     173,930          173,930
Accumulated deficit                           (248,454)        (369,762)
Accumulated other comprehensive income         (30,273)         (38,310)
    Total stockholder's deficit               (104,797)        (234,142)
                                          $  1,134,416    $   1,173,560




See accompanying notes to consolidated financial statements.
                                    F-4



UNIROYAL CHEMICAL COMPANY, INC.
Consolidated Statements of Stockholder's Equity (Deficit)
(In thousands of dollars)
                                                     Accum-
                                                     ulated
                                Addit-               Other
                  Pref-          ional    Accum-    Compre-
                  erred  Common Paid-in   ulated    hensive  Treasury
                  Stock  Stock  Capital   Deficit    Income    Stock    Total

Balance,
October 1, 1995   $4,172  $253 $176,799  ($447,460) ($22,105)($10,888)($299,229)

Comprehensive
 income:
  Net loss                                 (32,153)                     (32,153)
  Equity
     adjustment
     for
     translation
     of foreign
     currencies                                       (6,018)            (6,018)
  Equity
     adjustment
     for pension
     liability
    (tax of $57)                                         (96)               (96)
  Total
     comprehensive
     income                                                             (38,267)

Stock options
     and other
     issuances               1      557                         1,928     2,486
Reclassification
   due to Merger  (4,172) (254)  (4,534)                        8,960      -

Balance, Sept.28,
 1996                -       -  172,822   (479,613)  (28,219)    -     (335,010)

Comprehensive
 income:
  Net loss                                    (794)                        (794)
  Equity
     adjustment
     for
     translation
     of foreign
     currencies                                       (1,028)            (1,028)
  Total
     comprehensive
     income                                                              (1,822)

Balance,Dec. 28,
 1996                -       -  172,822   (480,407)  (29,247)    -     (336,832)

Comprehensive
 income:
  Net earnings                              52,605                       52,605
  Equity
     adjustment
     for
     translation
     of foreign
     currencies                                       (6,511)            (6,511)
  Equity
     adjustment
     for pension
     liability
     (tax of ($566))                                     953                953
  Total
     comprehensive
     income                                                              47,047

Related Party
 Transfer                         1,108     58,040    (3,505)            55,643

Balance, Dec. 27,
 1997                -       -  173,930   (369,762)  (38,310)    -     (234,142)

Comprehensive
 income:
  Net earnings                             115,658                      115,658
  Equity
     adjustment
     for
     translation
     of foreign
     currencies                                        6,230              6,230
  Equity
     adjustment
     for pension
     liability
    (tax of ($1,073))                                  1,807              1,807
  Total
     comprehensive
     income                                                             123,695

Related Party
 Transfer                                    5,650                        5,650

Balance, Dec. 26,
 1998                -       - $173,930  ($248,454) ($30,273)    -    ($104,797)


See accompanying notes to consolidated financial statements.
                              F-5




UNIROYAL CHEMICAL COMPANY, INC.
Consolidated Statements of Cash Flows
(In thousands of dollars)


                                                      Three
                                  Year     Year       months    Year
                                  ended    ended      ended     ended
                                  Dec. 26, Dec. 27,   Dec. 28,  Sept. 28,
Increase (decrease) to cash        1998     1997       1996      1996

CASH FLOWS FROM OPERATING
 ACTIVITIES
 Net earnings (loss)              $115,658  $52,605   ($794)  ($32,153)
 Adjustments to reconcile
  net earnings (loss to)
  net cash provided by
  operations:
  Gustafson joint venture gain    (153,429)       -       -       -
  Facility closure costs            33,600        -       -       -
  Extraordinary loss on early
   debt extinguishment              21,651   4,958        -     441
  Depreciation and
   amortization                     66,836  63,780  15,485   67,946
  Noncash interest                   4,918  14,355   3,567   16,267
  Deferred taxes                    (5,247) 18,414     506  (18,021)
  Changes in assets
   and liabilities:
  Accounts receivable                3,136  (5,772) 19,413   (1,696)
  Inventories                       (9,001)    621 (22,671)  (3,627)
  Other current assets               7,533  12,833  (2,044)  (2,277)
  Other assets                         406  (4,583)  2,150    1,430
  Accounts payable and
   accrued expenses                (28,253)  6,771 (13,228)  11,609
  Income taxes payable              27,717   9,601  (1,108)   3,174
  Postretirement health
   care liability                   (3,637)(32,189)   (530)  (2,095)
  Other                              1,348  16,134  (8,850)  29,341
 Net cash (used) provided
  by operations                     83,236 157,528  (8,104)  70,339

CASH FLOWS FROM
 INVESTING ACTIVITIES
 Proceeds from Gustafson
  joint venture                    180,000        -       -       -
 Capital expenditures              (53,585)(36,271) (7,437) (28,574)
 Purchase of an interest in
    Parent inventories             (96,742)       -       -       -
 Sale (Purchase) of
  Parent Receivables                50,000 (50,000)       -       -
 Other investing activities         (5,513)  2,503      11   (2,228)
 Net cash (used) proviced
  by investing activities           74,160 (83,768) (7,426) (30,802)


CASH FLOWS FROM
 FINANCING ACTIVITIES
 Proceeds from borrowings
  with Parent                      358,787        -       -       -
 Redemption of 11% and 12% notes
  and other proceeds(payments)
  on long-term borrowings         (508,596)(78,239) 22,237  (30,256)
 Proceeds (payments) on
  short-term borrowings             15,535  (5,903)   (403) (24,464)
 Premium paid on early
  extinguishment of debt           (23,177) (6,704)       -    (338)
 Other financing actitivities            -        -    141      864
 Net cash (used) provided
  by financing activities         (157,451)(90,846) 21,975  (54,194)

CASH
 Effect of exchange rates
  on cash                              816     871  (1,045)     753
 Change in cash                        761 (16,215)  5,400  (13,904)
 Cash at beginning of period         4,800  21,015  15,615   29,519
 Cash at end of period              $5,561  $4,800 $21,015  $15,615






See accompanying notes to consolidated financial statements.
                                    F-6



Notes to Consolidated Financial Statements

Accounting Policies

Basis of Presentation
Uniroyal Chemical Corporation ("UCC") was incorporated in Delaware in December 1988 for the sole purpose of acquiring Uniroyal Chemical Company, Inc. (the "Company") in October 1989. In December 1998, UCC was merged into the Company with the Company being the surviving corporation. All information has been restated to reflect the combined operations of both companies.

On August 21, 1996, Crompton & Knowles Corporation ("Parent") acquired all of the issued and outstanding capital stock of UCC (the "Merger"), at which time UCC became a wholly-owned subsidiary of the Parent.

In connection with the Merger, the Company incurred $52.6 million of merger and related costs. As of December 26, 1998, these accruals were fully realized.

Change of Year End
On September 27, 1996 the Board of Directors approved a change in the Company's fiscal year end from the last Saturday in September to the last Saturday in December.


Principles of Consolidation
The accompanying consolidated financial statements include the accounts of all majority-owned subsidiaries. Other affiliates in which the Company has a 20% to 50% ownership are accounted for in accordance with the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles which requires the Company to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Actual results could differ from these estimates.


Inventory Valuation
Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) basis.


Property, Plant and Equipment
Property, plant and equipment are carried at cost, less accumulated depreciation. Depreciation expense ($47.9 million in 1998, $44.7 million in 1997, $10.6 million for the three months ended December 28, 1996 and $46.2 million in 1996) is computed generally on the straight-line method using the following ranges of asset lives: buildings and improvements: 10 to 40 years, machinery and equipment: 3 to 25 years, and furniture and fixtures: 3 to 10 years.

Renewals and improvements which extend the useful lives of the assets are capitalized. Capitalized leased assets and leasehold improvements are depreciated over their useful lives or the remaining lease term, whichever is shorter. Expenditures for maintenance and repairs are charged to expense as incurred.


Long-Lived Assets
The Company evaluates the recoverability of the carrying value of long-lived assets of each of its businesses by assessing whether the projected cash flows of each of its businesses is sufficient to recover the existing unamortized cost of these assets. On this basis, if the Company determines that any assets have been permanently impaired, the amount of the impaired assets is written-off against earnings in the quarter in which the impairment is determined.


Intangible Assets
The excess cost over the fair value of net assets of businesses acquired is being amortized on a straight-line basis over 20 to 40 years. Accumulated amortization was $32.4 million and $31.4 million in 1998 and 1997, respectively.

Patents, unpatented technology, trademarks and other intangibles of $56.4 million in 1998 and $76.5 million in 1997, included in other assets, are being amortized principally on a straight-line basis over their estimated useful lives ranging from 6 to 20 years. Accumulated amortization was $118.8 million and $121.4 million in 1998 and 1997, respectively.


Financial Instruments
Financial instruments are presented in the accompanying consolidated financial statements at either cost or fair value as required by generally accepted accounting principles.


Translation of Foreign Currencies
Balance sheet accounts denominated in foreign currencies are translated generally at the current rate of exchange as of the balance sheet date, while revenues and expenses are translated at average rates of exchange during the periods presented. The cumulative foreign currency adjustments resulting from such translation are included in the accumulated other comprehensive income account in the stockholder's equity (deficit) section of the consolidated balance sheets. For foreign subsidiaries operating in highly inflationary economies, monetary balance sheet accounts and related revenue and expenses are translated at current rates of exchange while non-monetary balance sheet accounts and related revenues and expenses are translated at historical exchange rates. The resulting translation gains and losses related to those countries are reflected in operations and are not significant in any of the years presented.

Research and Development
Research and development costs are expensed as incurred.


Income Taxes
A provision has not been made for U.S. income taxes which would be payable if undistributed earnings of foreign subsidiaries of approximately $217 million at December 26, 1998, were distributed to the Company in the form of dividends, since certain foreign countries limit the extent of repatriation of earnings, while for others, the Company's intention is to permanently reinvest such foreign earnings. The determination of the amount of the unrecognized deferred tax liability related to undistributed earnings is not practicable.


Comprehensive Income
Effective in the first quarter of 1998, the Company adopted FASB Statement No. 130 "Reporting Comprehensive Income." The Statement establishes standards for reporting "Comprehensive Income" and its components in the consolidated financial statements. The adoption of this statement had no impact on the Company's net earnings (loss) or stockholder's equity (deficit). Statement No. 130 requires unrealized foreign currency translation adjustments and the minimum pension liability adjustment, which prior to adoption were reported separately in stockholder's equity (deficit), to be included in "Accumulated Other Comprehensive Income." The balance of accumulated other comprehensive income includes accumulated translation adjustments and minimum pension liability in the amounts of $29.3 million and $1 million and $35.5 million and $2.8 million at December 26, 1998 and December 27, 1997, respectively.


Statements of Cash Flows
Cash includes bank term deposits of three months or less. Cash payments during the fiscal years ended 1998, 1997, the three months ended December 28, 1996 and fiscal year ended 1996 included interest payments of $88.5 million, $82.8 million, $28.7 million, and $90.8 million and income tax payments of $66 million, $11.8 million, $7.7 million and $16.9 million, respectively.


Other Disclosures
Included in accounts receivable are allowances for doubtful accounts in the amount of $6.8 million in 1998 and $6.1 million in 1997. Included in accrued expenses are environmental liabilities in the amount of $16.2 million in 1998 and $15.4 million in 1997. Included in other liabilities are environmental liabilities in the amount of $75.6 million in 1998 and $84.7 million in 1997.

In 1997, the Company incurred a $10 million charge related to severance ($4.9 million) and other non-recurring costs ($5.1 million). As of December 26, 1998, the balance to be realized in 1999 was not significant.


Joint Ventures
In November 1998, the Company and Bayer Corporation formed a joint venture to serve the agricultural seed treatment markets in North America. The basis of the joint venture is the Company's Gustafson seed treatment business. The Company received cash proceeds of $180 million in the transaction which resulted in a fourth quarter pre-tax gain of $153.4 million. Also, in November 1998, the Company announced the formation of a joint venture with GIRSA, a subsidiary of DESC, S.A. de C.V. to produce nitrile rubber products in Mexico. The joint venture will result in the closure of the Company's existing nitrile rubber facility in Painesville, Ohio. In connection with the facility closure, the Company incurred a charge of $33.6 million summarized as follows:

(In thousands)                            Charge      Realized      Balance
Write-off of long lived assets            $13,811     $13,811       $  -
Facility closure and maintenance costs     12,239        -           12,239
Severance and other costs                   7,550         778         6,772
                                          $33,600     $14,589       $19,011

Related Party Transactions
In September 1998, the Company entered into an inventory purchase agreement in which the Company may purchase an undivided interest of up to $150 million in inventories from the Parent. The amount purchased under the inventory purchase agreement at December 26, 1998, was $96.7 million and is included in other assets.

On December 27, 1997, the Parent transferred certain international operations of its Colors business to the Company at cost for the business purposes of consolidating operations. The transfer included assets in the amount of $76.4 million and liabilities of $20.8 million. Sales and net earnings related to these operations in 1997 of $83.7 million and $2.6 million respectively, have not been included in the Consolidated Statement of Operations. Financial statements have not been restated for prior years as the impact was not considered material.

In June 1997, the Company entered into an accounts receivable purchase agreement with the Parent in which the Company may purchase an undivided interest of up to $150 million in domestic accounts receivable from the Parent with recourse. The amount outstanding under the accounts receivable purchase agreement was $50 million at December 27, 1997 and was included in accounts receivable in the Consolidated Balance Sheet. In September 1998, this agreement was terminated and the Company sold the outstanding receivables back to the Parent.


Accounts Receivable Program
In December 1998, the Parent entered into a five year agreement to sell up to $82 million of domestic accounts receivable to an agent bank. The program reduces financing costs versus borrowings under the revolving credit agreement and diversifies the Parent's sources of financing. At December 26, 1998, $89 million of domestic accounts receivable had been transferred under this agreement to the Parent. At December 26, 1998, $80 million of domestic accounts receivable was sold by the Parent at a cost of approximately 5.85%.


Inventories
(In thousands)                      1998        1997
Finished goods                      $160,135    $151,229
Work in process                       15,436      14,786
Raw materials and supplies            42,008      55,234
                                    $217,579    $221,249




Property, Plant and Equipment
(In thousands)                      1998           1997
Land and improvements               $ 23,098    $  21,799
Buildings and improvements            98,486      105,664
Machinery and equipment              492,726      507,289
Furniture and fixtures                34,964       24,854
Construction in progress              44,071       30,728
                                     693,345      690,334
Less accumulated depreciation        325,044      315,913
                                    $368,301     $374,421


Leases
The future minimum rental payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year (as of December 26, 1998) total $80.3 million as follows: $6.7 million in 1999, $5.8 million in 2000, $5.0 million in 2001, $4.5 million in 2002, $4.3 million in 2003, and
$54.0 million in later years. Total rental expense for all operating leases was $9.2 million in 1998, $8.4 million in 1997, $2.0 million for the three months ended December 28, 1996 and $8.1 million in 1996.

Real estate taxes, insurance and maintenance expenses generally are obligations of the Company and, accordingly, are not included as part of rental payments. It is expected that, in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.


Long-term Debt
(In thousands)                      1998        1997

9% Senior Notes Due 2000            $182,261    $226,623
10.5% Senior Notes Due 2002          173,128     235,998
11% Senior Subordinated Notes           -        232,175
12% Subordinated Discount Notes         -        115,971
11% Notes to Parent                  232,175        -
12% Notes to Parent                  126,612        -
Credit Agreement                       6,280      50,800
Other                                  5,188       3,081
                                    $725,644    $864,648

9% Senior Notes
The 9% Senior Notes Due September 2000 are an obligation of the Company and are unsecured. Interest is payable semi-annually. The 9% Senior Notes are not redeemable prior to maturity, except upon a change in control (as defined in the related indenture) whereupon an offer shall be made to purchase the 9% Senior Notes then outstanding at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest.

10.5% Senior Notes
The 10.5% Senior Notes Due May 2002 are an obligation of the Company and are unsecured. Interest is payable semi-annually. The 10.5% Senior Notes require that upon a change in control (as defined in the related indentures), an offer shall be made to purchase all of the notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest.


Debt Redemptions and Repurchases
During 1998, the Company redeemed the outstanding 11% Senior Subordinated Notes at a price of 105.5% of the principal amount thereof and the 12% Subordinated Discount Notes at a price of 100% of the principal amount thereof. In conjunction with this redemption, the Company issued 11% and 12% Notes equal in principal and maturity to the notes redeemed that are held by the Parent. In addition, the Company repurchased in the open market $44.4 million of 9% Senior Notes and $62.8 million of 10.5% Senior Notes. As a result of the redemptions and repurchases, the Company recognized an extraordinary loss of $21.7 million, net of tax benefit of $13.3 million.

During 1997, the Company repurchased in the open market $24 million of 9% Senior Notes and $47.1 million of 10.5% Senior Notes. As a result of the repurchases, the Company recognized an extraordinary loss of $5.0 million, net of tax benefit of $3.3 million.

During 1996, the Company repurchased $17.2 million of 9% Senior Notes in the open market and redeemed $2.2 million in connection with the Merger. As a result of the repurchase, the Company recognized an extraordinary loss of $441 thousand, net of tax benefit of $293 thousand.


Credit Agreement
In 1998, the Parent amended its revolving credit agreement with a syndicate of banks. The termination date was extended to September 2003 from August 2001. Borrowings under the credit agreement are divided into three tranches and were amended as follows: Tranche I provides a maximum of $329 million available to the Parent for working capital and general corporate purposes. Tranche II provides a maximum of $66 million available to the Company for working capital and general corporate purposes. Tranche III provides up to $150 million of borrowings by the European and Canadian subsidiaries of the Parent and the Company. Borrowings may be denominated in U.S. dollars or the subsidiary's local currency. As a result of the Accounts Receivable Program, the Parent was required to permanently reduce its available borrowings under the credit agreement from $600 million to $545 million.

The credit agreement calls for interest based upon various options including a spread (currently .5%) over LIBOR that varies according to certain debt ratios for the trailing four fiscal quarters. In addition, the Company must pay a commitment fee (currently .15%) on the total unused portion of the credit agreement based upon certain debt ratios for the trailing four fiscal quarters. At December 26, 1998, the Company's borrowings under the credit agreement of $6.3 million bore a weighted average interest rate of 6.9%.


Debt Covenants
The Company's various debt agreements contain covenants which limit the ability to incur additional debt, transfer funds between affiliated companies, pay cash dividends or make certain other payments. In addition, the credit agreement requires the Parent to maintain certain financial ratios.


Maturities
In 1998, the scheduled maturities of long-term debt during the next five fiscal years are: 1999 - none; 2000 - $185.6 million; 2001 - $0.5 million; 2002 - $173.6 million; 2003 - $239.3 million; and thereafter - $126.6 million.


Financial Instruments
At December 26, 1998, the Company had an interest rate lock contract ("Interest Hedge") outstanding with a major financial institution for $230 million at a rate of 6.04%. The Interest Hedge expires on September 1, 2000. The settlement amount will be based on the difference between the rate of 6.04% and the 10 year U.S. Treasury rate at the expiration date. A settlement of the fair market value of the Interest Hedge as of December 26, 1998 would require payment of approximately $17 million.

The carrying amounts for cash, accounts receivable, notes payable, accounts payable and other current liabilities approximate their fair value because of the short maturities of these instruments. The fair market values of long-term debt were $764.7 million and $938.5 million in 1998 and 1997, respectively, and with respect to the Senior and Subordinated Notes have been determined based on quoted market prices.


Income Taxes
The components of earnings (loss) before income taxes and extraordinary loss, and the provision (benefit) for income taxes are as follows:

                                                   Three
                                                   months
                      Year ended    Year ended     ended         Year ended
                      December 26,  December 27,   December 28,  September 28,
(In thousands)           1998          1997           1996           1996



Pretax Earnings (Loss):
  Domestic           $142,283       $57,391        $  5,649       $(66,250)
  Foreign              84,803        35,495          (6,974)        35,489
                     $227,086       $92,886        $ (1,325)      $(30,761)
Income Taxes:
  Domestic
    Current          $ 71,535       $ 1,860        $     92       $  2,261
    Deferred           (7,262)       18,125           2,104        (13,612)
                       64,273        19,985           2,196        (11,351)

 Foreign
    Current            23,489        15,049          (1,129)        16,416
    Deferred            2,015           289          (1,598)        (4,114)
                       25,504        15,338          (2,727)        12,302
  Total
    Current            95,024        16,909          (1,037)        18,677
    Deferred           (5,247)       18,414             506        (17,726)
                     $ 89,777       $35,323        $   (531)      $    951




The provision (benefit) for income taxes differs from the Federal statutory rate for the following reasons:
                                                   Three
                                                   months
                      Year ended    Year ended     ended         Year ended
                      December 26,  December 27,   December 28,  September 28,
(In thousands)           1998          1997           1996           1996


Provision (benefit) at
   statutory rate    $80,144        $32,510        $(463)         $(10,766)
Nondeductible merger
   and related costs    -              -              -             11,132
Impact of valuation
   allowance           2,474         (3,616)          -             (2,905)
Foreign dividends
   impact               -               524          119             3,077
Goodwill amortization  3,969          1,142          378             1,092
Foreign income tax
   rate differential  (4,335)         1,759         (553)             (362)
State income taxes, net
   of federal benefit  5,350          2,248           18            (1,877)
Other, net             2,175            756          (30)            1,560
Actual provision (benefit)
for income taxes     $89,777        $35,323       $ (531)         $    951



Provisions have been made for deferred taxes based on differences between financial statement and tax bases of assets and liabilities using currently enacted tax rates and regulations. The components of the net deferred tax assets and liabilities are as follows:

(In thousands)                            1998            1997

Deferred tax assets:
  Pension and other postretirement        $ 72,526        $ 72,564
  Accruals for environmental remediation    28,439          31,974
  Other accruals                            36,248          30,859
  NOL carryforwards                         14,651          22,363
  Inventories and other                     12,037           8,776
Deferred tax liabilities:
  Property, plant and equipment            (52,214)        (60,517)
  Intangibles                               (5,538)        (10,055)
  Other                                     (4,853)         (2,389)
Net deferred tax asset before valuation
  allowance                                101,296          93,575
Valuation allowance                        (14,940)        (12,466)
Net deferred tax asset after valuation

 allowance                                $ 86,356        $ 81,109


Net deferred taxes (in thousands) include $32,021 and $35,489 in current assets and $54,335 and $45,620 in long-term assets in 1998 and 1997, respectively.

As of December 26, 1998, the Company's foreign subsidiaries had aggregate NOL carryforwards of $30 million which can be used to reduce future taxable income in those countries. During 1998, the Company utilized its remaining $35 million of domestic NOL carryforwards.

Pension and Postretirement Health Care Liabilities
The Company has several defined benefit and defined contribution pension plans which cover substantially all employees in the United States and Canada. Pension benefits for retired employees of the Company in other countries are generally covered by government-sponsored plans. The defined benefit plans provide retirement benefits based on the employees' years of service and compensation during employment. The Company will make contributions to the defined benefit plans at least equal to the minimum amounts required by law, while contributions to the defined contribution plans are determined as a percentage of each covered employees' salary.

The Company also provides health and life insurance benefits for certain retired and active employees and their beneficiaries and covered dependents in the U.S. and Canada. Postretirement benefits for retired employees in other countries are generally covered by government-sponsored plans.

Effective in 1998, the Company adopted FASB Statement No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits."

Pension cost-defined benefit
(In thousands)                           1998          1997        1996
Service cost                         $   6,903     $   6,037   $   5,817
Interest cost                           15,129        14,386      12,858
Expected return on plan assets         (14,901)      (13,777)     (8,327)
Amortization of prior service cost         381           405      (1,000)
Amortization of unrecognized
   transition obligation                   (96)         (132)        (32)
Recognized actuarial gain                  (56)           20          12
Curtailments                             2,570           -          -
Net cost                             $   9,930     $   6,939   $   9,328


Postretirement health care cost
(In thousands)                           1998          1997        1996
Service cost                         $   1,224     $   1,143   $   1,250
Interest cost                            9,563         9,840       9,738
Expected return on plan assets          (3,271)         (910)         10
Amortization of prior service cost      (5,968)       (5,920)     (5,483)
Recognized actuarial loss               (1,639)         (671)     (2,476)
Net cost                             $     (91)    $   3,482   $   3,039



Benefit obligation            Pension (defined benefit)     Postretirement
(In thousands)                     1998       1997          1998        1997

Benefit obligation at
  beginning of year               $233,341   $185,997     $148,599   $137,511
Service cost                         6,903      6,037        1,224      1,143
Interest cost                       15,129     14,386        9,563      9,840
Foreign currency exchange impact    (1,724)    (3,693)        (432)       368
Plan participants contributions        122        105           44        103
Amendments                            -         2,319         (238)      -
Curtailments                         1,526       -            -          -
Plan mergers                          -        15,414         -        10,875
Actuarial (gain)/loss               (4,868)    28,429       (4,989)    (1,250)
Benefits paid                      (13,183)   (15,653)      (8,176)    (9,991)
Benefit obligation at end of year $237,246   $233,341     $145,595   $148,599


Plan assets

Fair value of plan assets at
  beginning of year               $189,789   $133,293     $ 40,002   $  5,601
Actual return on plan assets        15,947     33,237        3,271        910
Government contributions              -          -            -        31,371
Plan mergers                          -        28,015         -         4,761
Employer contributions               3,865     11,368        5,812      7,247
Foreign currency exchange impact    (1,949)      (576)        -          -
Plan participants contributions        122        105           44        103
Benefits paid                      (13,183)   (15,653)      (8,176)    (9,991)
Fair value of plan assets at
  end of year                     $194,591   $189,789     $ 40,953   $ 40,002
Unfunded status                   $ 42,655   $ 43,552     $104,642   $108,597

Components of unfunded status
                              Pension (defined benefit)     Postretirement
(In thousands)                     1998       1997          1998        1997
Unrecognized net (gain) loss      $  4,858   $  7,477     $ (2,972)  $  1,137
Unrecognized prior service cost     (2,338)       700      (27,519)   (34,200)
Unrecognized net transition asset     (211)      (307)        -          -
Prepaid benefit cost                (1,585)    (1,481)        -          -
Accrued benefit liability           46,321     43,708      135,133    141,660
Intangible asset                    (3,437)    (3,785)        -          -
Equity adjustment to minimum
  Liability                           (953)    (2,760)        -          -
Net amount recognized             $ 42,655   $ 43,552     $104,642   $108,597

Postretirement health care costs are generally not pre-funded (except for certain government-related plans) and are paid by the Company as incurred.

For plans with benefit obligations in excess of plan assets, the aggregate benefit obligation was $217.2 million in 1998 and $213.3 million in 1997, and the aggregate fair value of plan assets was $172.6 million in 1998 and $167.2 million in 1997.

The weighted-average discount rate used to calculate the projected benefit obligation ranged from 5.75%-7% in 1998 and 6%-8% in 1997. The expected long-term rate of return on plan assets ranged from 7.75%-9% in 1998 and from 7%-9% in 1997. The assumed rate of compensation increase ranged from 2%-4% in 1998 and 2%-5.5% in 1997.

The assumed health care cost trend rate ranged from 9.31%-7.4% and is assumed to decrease gradually to a range of 6.07%-5.5% in 2020 and remain level thereafter. An increase in the assumed health care cost trend rate of 1% in each year would increase the accumulated postretirement benefit obligation by $7.7 million and $8.6 million, and would increase the service and interest cost by $563 thousand and $598 thousand in 1998 and 1997, respectively. A decrease in the assumed health care cost trend rate of 1% in each year would decrease the accumulated postretirement benefit obligation by $8.6 million and $9.8 million, and would decrease the service and interest cost by $654 thousand and $706 thousand in 1998 and 1997, respectively.

The Company's net cost for all pension plans, including defined contribution plans, was $13.5 million, $10.4 million, and $12.6 million in 1998, 1997, and 1996, respectively.


Contingencies
The Company is involved in claims, litigation, administrative proceedings and investigations of various types in several jurisdictions. A number of such matters involve claims for a material amount of damages and relate to or allege environmental liabilities, including clean-up costs associated with hazardous waste disposal sites, natural resource damages, property damage and personal injury. The Company and some of its subsidiaries have been identified by federal, state or local governmental agencies, and by other potentially responsible parties (each a "PRP") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or comparable state statutes, as a PRP with respect to costs associated with waste disposal sites at various locations in the United States. In addition, the Company is involved with environmental remediation and compliance activities at some of its current and former sites in the United States and abroad.

Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts. For each site, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. The total amount accrued for such environmental liabilities at December 26, 1998 was $92 million. The Company estimates its potential environmental liability to range from $68 million to $126 million at December 26, 1998. It is reasonably possible that the Company's estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, the interpretation of current laws and regulations be modified or additional environmental laws and regulations be enacted.

On May 21, 1997, the United States District Court, Eastern District of Arkansas, entered an order finding that Uniroyal Chemical Co./Cie. is jointly and severally liable to the United States and Hercules and Uniroyal Chemical Co./Cie. are liable to each other in contribution with respect to the remediation of the Vertac Chemical Corporation site in Jacksonville, Arkansas. On October 23, 1998, the Court entered an order granting the United States's motion for summary judgment against Uniroyal Chemical Co./Cie and Hercules for removal and remediation costs of $102.9 million at the Vertac site. Trial on the allocation of these costs as between Uniroyal Chemical Co./Cie. and Hercules has concluded and a decision is expected during the second quarter of 1999.

The Company intends to assert all meritorious legal defenses and all other equitable factors which are available to it with respect to the above matters. The Company believes that the resolution of these environmental matters will not have a material adverse effect on its consolidated financial position. While the Company believes it is unlikely, the resolution of these environmental matters could have a material adverse effect on its consolidated results of operations in any given year if a significant number of these matters are resolved unfavorably.


Business Segment Data
Effective in 1998, the Company adopted FASB Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" which established revised standards for reporting information about operating segments. Pursuant to Statement No. 131, the Company redefined its reporting segments into two major business categories, "Specialty Chemicals" and "Polymers." Specialty Chemicals includes reporting segments of Performance Chemicals (rubber chemicals and specialty additives), Crop Protection and Other. Polymers consists of one reporting segment which includes EPDM, urethanes and nitrile rubber.

The accounting policies of the operating segments are the same as those described in the summary of accounting policies. The Company evaluates a segment's performance based on several factors, of which a primary financial measure is operating profit. In computing operating profit, the following items have not been deducted: interest expense, other income and income taxes. Corporate assets are principally cash, other assets maintained for general corporate purposes and certain related party transactions. Inter-segment sales are not significant. The Company has investments in unconsolidated affiliates in the Performance Chemicals segment in the amount of $31.1 million, $20.9 million and $20.7 million in 1998, 1997 and 1996, respectively, and the Crop Protection segment in the amount of $11.9 million in 1998. A summary of business data for the Company's reportable segments for the applicable periods follows:

Information by Business Segment


                                                   Three
                                                   months
                       Year ended    Year ended    ended         Year ended
                       December 26,  December 27,  December 28,  September 28,
(In thousands)            1998          1997          1996           1996


Sales

Specialty Chemicals
  Performance Chemicals $  441,800   $  469,434    $115,450     $  467,046
  Crop Protection          348,000      370,091      48,768        352,878
  Other                     77,322        1,610        -              -
                           867,122      841,135     164,218        819,924

Polymers                   342,527      342,154      78,120        312,822
                        $1,209,649   $1,183,289    $242,338     $1,132,746

Operating Profit

Specialty Chemicals
  Performance Chemicals $   50,010   $   67,730    $ 19,087     $   59,382
  Crop Protection           78,747       77,343      (6,229)        69,859
  Other                      2,569         (130)       -              -
                           131,326      144,943      12,858        129,241

Polymers                    77,414       55,485      12,438         45,372

General corporate expenses (18,296)     (14,572)     (1,848)       (16,647)
Special items              (33,600)     (23,500)       -           (82,579)
                        $  156,844   $  162,356    $ 23,448     $   75,387

Depreciation and Amortization

Specialty Chemicals
  Performance Chemicals $   26,437   $   26,116    $  6,423     $   29,685
  Crop Protection           20,844       20,478       5,240         22,372
  Other                      2,668         -           -              -
                            49,949       46,594      11,663         52,057

Polymers                    16,887       17,186       3,822         15,889
                        $   66,836   $   63,780    $ 15,485     $   67,946





                        Year ended    Year ended    Year ended
                        December 26,  December 27,  December 28,
(In thousands)             1998          1997          1996
Segment Assets

Specialty Chemicals
  Performance Chemicals $  414,026   $  455,231    $473,576
  Crop Protection          276,914      343,497     374,442
  Other                     85,759       75,470        -
                           776,699      874,198     848,018

Polymers                   204,529      244,562     264,274

Corporate                  153,188       54,800      21,015
                        $1,134,416   $1,173,560  $1,133,307


                                                  Three
                                                  months
                      Year ended    Year ended    ended         Year ended
                      December 26,  December 27,  December 28,  September 28,
                         1998          1997          1996           1996


Capital Expenditures

Specialty Chemicals
  Performance Chemicals $   23,243   $   18,867  $    3,727      $  17,176
  Crop Protection           10,234        8,696       1,615          4,061
  Other                      4,171         -           -              -
                            37,648       27,563       5,342         21,237

 Polymers                   15,937        8,708       2,095          7,337
                        $   53,585   $   36,271  $    7,437      $  28,574




Geographic Information

Sales are attributed based on location of customer.

                                                   Three
                                                   months
                     Year ended     Year ended     ended         Year ended
                     December 26,   December 27,   December 28,  September 28,
(In thousands)          1998           1997           1996           1996


Sales

United States         $  648,644     $  671,217    $   140,487     $  637,061
Canada                    76,176         88,803         17,420         80,811
Latin America             96,432         96,057         17,559         90,502

Europe/Africa            278,216        209,554         40,526        205,682
Asia/Pacific             110,181        117,658         26,346        118,690
                      $1,209,649     $1,183,289    $   242,338     $1,132,746




                        Year ended   Year ended    Year ended
                        December 26, December 27,  December 28,
(In thousands)             1998         1997          1996

Property, plant and equipment
United States           $  264,109   $  279,693    $  289,195
Canada                      22,149       20,825        21,381
Latin America                7,213        6,016         4,918
Europe/Africa               62,207       56,744        39,628
Asia/Pacific                12,623       11,134        12,840
                        $  368,301   $  374,412    $  367,962





                                                      Schedule II


                  UNIROYAL CHEMICAL COMPANY, INC.
                 Valuation and Qualifying Accounts
                     (In thousands of dollars)

                                         Additions
                           Balance at    charged to                    Balance
                           beginning     costs and     Recurring       at end
                           of year       expenses         (1)          of year

Description

Year ended
 December 26, 1998:

 Allowance for
  doubtful receivables     $  6,098      $ 4,420      $ (3,709) (2)   $  6,809

 Accumulated
  amortization of cost
  in excess of acquired
  net assets               $ 31,442      $ 5,099      $ (4,189) (2)   $ 32,352

 Accumulated
  amortization of other
  intangible assets        $121,367      $13,879      $(16,438) (2)   $118,808

Year ended
 December 27, 1997:

 Allowance for
  doubtful receivables     $  3,741      $ 1,338      $  1,019        $  6,098

 Accumulated
  amortization of cost
  in excess of acquired
  net assets               $ 26,534      $ 4,639      $    269        $ 31,442

 Accumulated
  amortization of other
  intangible assets        $106,655      $15,151      $   (439)       $121,367

Three Months ended
 December 28, 1996:

 Allowance for
 doubtful receivables      $  3,333      $   421      $    (13)       $  3,741

 Accumulated
  amortization of cost
  in excess of acquired
  net assets               $ 25,491      $ 1,415      $   (372)       $ 26,534
 Accumulated
  amortization of other
  intangible assets        $102,938      $ 3,438      $    279        $106,655


Year ended
 September 28, 1996:

 Allowance for
 doubtful receivables      $  2,873      $ 1,568      $ (1,108)       $  3,333

 Accumulated
  amortization of cost
  in excess of acquired
  net assets               $ 21,281      $ 3,887      $    323        $ 25,491

 Accumulated
  amortization of other
  intangible assets        $ 87,813      $15,622      $   (497)       $102,938


(1) Represents accounts written off as uncollectible, net of recoveries (allowance of doubtful receivables only), and the translation effect of accounts denominated in foreign currencies.

(2) Includes the disposition of the Gustafson seed treatment business.




                              EXHIBIT INDEX


     The exhibit numbers set forth below correspond to the numbers assigned to such exhibits in the Exhibit Table to Item 601 of Regulation S-K.

Exhibit
Number                     Description

2.1 Agreement and Plan of Merger dated April 30, 1996, by and among Crompton & Knowles Corporation, Tiger Merger Corp. and UCC (incorporated by reference to Exhibit 2 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1996).

2.2 Limited Liability Company Agreement by and between Gustafson, Inc. and Trace Chemicals, Inc., effective as of September 23, 1998 (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K/A of C & K dated January 21, 1999 ["C & K Form 8K/A"]).

2.3 First Amendment to Limited Liability Company Agreement by and among GT Seed Treatment Inc. (f/k/a Gustafson, Inc.), Ecart Inc. (f/k/a Trace Chemicals, Inc.) and Bayer Corporation, dated as of November 20, 1998 (incorporated by reference to Exhibit 2.2 of the C & K Form 8K/A).

2.4 Purchase Agreement by and among C & K, the Registrant, Trace Chemicals, Inc. and Gustafson, Inc., as Sellers, and Bayer Corporation, as Purchaser, and Gustafson LLC, as the Company, dated as of November 20, 1998 (incorporated by reference to Exhibit 2.3 of the C & K Form 8K/A).

2.5 Purchase Agreement by and between Uniroyal Chemical Co./Cie and Bayer Inc., effective as of November 20, 1998 (incorporated by reference to Exhibit 2.4 of the C & K Form 8K/A).

2.6 Partnership Agreement of Gustafson Partnership by and between Uniroyal Chemical Co./Cie and Bayer Inc., effective as of November 20, 1998 (incorporated by reference to Exhibit 2.5 of the C & K Form 8K/A).

2.7 Joint Venture and Shareholders Agreement dated September 18, 1998, by and between Uniroyal Chemical and GIRSA S.A. de C.V. (incorporated by reference to Exhibit 2.6 of the 1998 Annual Report on Form 10-K of C & K ["C & K 1998 Form 10-K"]).

2.8 Certificate of Ownership and Merger Merging UCC with and into the Registrant dated December 4, 1998, and effective December 9, 1998, pursuant to Sections 103 and 253 of the General Corporation Law of the State of Delaware (filed herewith).

2.9 Certificate of Merger of UCC with and into the Registrant dated December 8, 1998, and effective December 9, 1998, pursuant to Section 14A:10-5.1 of the Business Corporation Act of the State of New Jersey (filed herewith).

3.1 Certificate of Incorporation of Uniroyal Chemical (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 of Uniroyal Chemical, Registration No. 33-66740 ["Form S-1, Registration No. 33-66740"]).

 3.2 By-Laws of Uniroyal Chemical (incorporated by reference to Exhibit 3.4 to Form S-1, Registration No. 33-66740).

 4.1 Form of Indenture, dated as of February 8, 1993, among UCC and State Street Bank and Trust Company, as Trustee, relating to the 10 1/2% Notes, including form of securities (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 of UCC, Registration No. 33-45296 and 33-45295 ["Form S-1, Registration No. 33-45296/45295"]).

4.2 Form of First Supplemental Indenture, dated as of December 9, 1998, among UCC, as Issuer, the Registrant, as successor to the Issuer, and State Street Bank and Trust Company, as Trustee, relating to the 10 1/2% Notes (incorporated by reference to Exhibit 4.4 of the C & K 1998 Form 10-K).

4.3 Form of Indenture, dated as of February 8, 1993, among UCC and United States Trust Company of New York, as Trustee, relating to the 11% Notes, including form of securities (incorporated by reference to Exhibit 4.1(a) to Form S-1, Registration No. 33-45296/45295).

4.4 Form of Indenture, dated as of February 8, 1993, among UCC and The Shawmut Bank Connecticut, N.A., as Trustee, relating to the 12% Notes, including form of securities (incorporated by reference to Exhibit 4.1(b) to Form S-1, Registration No. 33-45296/45295).


4.5 Form of Indenture, dated as of September 1, 1993, among Uniroyal Chemical and State Street Bank and Trust Company, as Trustee, relating to $270 million of 9% Notes, including form of securities (incorporated by reference to Exhibit 4.2 to Form S-1, Registration No. 33-66740).

4.6 Form of US$600 Million Dollar Second Amended and Restated Credit Agreement dated as of July 25, 1997, by and among Uniroyal Chemical, et al., as Borrowers and various banks as Lenders, Citicorp Securities, Inc., as Arranger, Citicorp USA, Inc., as Agent, and The Chase Manhattan Bank as Managing Agent (incorporated by reference to Exhibit 4 to the Registrants' Quarterly Report on Form 10-Q for the quarterly period ended June 28, 1997).

4.7 Form of US$600 Million Dollar Third Amended and Restated Credit Agreement dated as of March 31, 1998, by and among Uniroyal Chemical, et al, as Borrowers and various banks as Lenders, Citicorp USA, Inc., as Agent, and The Chase Manhattan Bank, Corestates Bank, N.A. and First Union National Bank as Managing Agents (incorporated by reference to
      Exhibit 4 to C & K's Quarterly Report on Form 10-Q for the quarterly period ended June 27, 1998).

10.1 Form of Assignment and Assumption of Raw Materials Agreement, dated as of October 30, 1989, between UCC and Avery (incorporated by reference to Exhibit 10.1 to Form S-1, Registration No. 33-32770).

10.2  Amended and Restated Tax Indemnification Agreement, dated as of
      October 26, 1989, among Avery, Inc., Uniroyal Chemical Holding Company, Uniroyal Chemical Acquisition Corporation ("UCAC"), UCC and certain subsidiaries of UCAC ("Tax Indemnification Agreement") (incorporated by reference to Exhibit 10.13 to Form S-1, Registration No. 33-32770).

10.3 Form of Amendment, dated as of December 14, 1990, to the Tax Indemnification Agreement (incorporated by reference to Exhibit 10.26 to Post Effective Amendment No. 3 to the Registration Statement on Form S-1, of UCC and UCAC Registration No. 33-32770, filed on January 15, 1991 ["1991 Form S-1, Registration No. 33-32770"]).

10.4 Uniroyal Chemical Company Long-Term Management Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of UCC, Registration No. 33-45295, filed on January 27,
      1992).

10.5 UCC Purchase Right Plan, as amended and restated as of March 16, 1995 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended April 2, 1995 ["April 1995 Form 10-Q"]).

10.6  Form of Amendment, dated as of December 8, 1992, to the Tax
      Indemnification Agreement (incorporated by reference to Exhibit 10.30 to 1992 Form S-1, Registration Nos. 33-45296/33-45295).

10.7 UCC 1993 Stock Option Plan (incorporated by reference to Exhibit 28.1 to UCC's Registration Statement on Form S-8, Registration No. 33-62030, filed on May 4, 1993).

10.8 Form of Amendment No. 2 to the UCC 1993 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the April 1995 Form 10-Q).

10.9 Form of Executive Stock Option Agreement, dated as of November 15, 1993 (incorporated by reference to Exhibit 10.22 to the Registrant's 1994 Annual Report on Form 10-K ["1994 Form 10-K"]).

10.10 Form of Management Investor and Other Key Personnel Option Agreement, dated as of December 15, 1993 (incorporated by reference to Exhibit
      10.23 to the 1994 Form 10-K).

10.11 Form of Non-Employee Director Stock Option Agreement, dated as of September 13, 1994 (incorporated by reference to Exhibit 10.24 to the 1994 Form 10-K).

10.12 Form of Non-Employee Director Stock Option Agreement, dated as of March 5, 1996 (incorporated by reference to Exhibit 10.27 to the Registrant's 1996 Annual Report on Form 10-K ["1996 Form 10-K"]).

10.13 Form of Employment Agreement, dated as of August 21, 1996, between Uniroyal Chemical and four executive officers of Uniroyal Chemical (incorporated by reference to Exhibit 10.28 to the 1996 Form 10-K).

10.14 Form of Supplemental Retirement Agreement, dated as of August 21, 1996, between Uniroyal Chemical and two executive officers of Uniroyal Chemical (incorporated by reference to Exhibit 10.29 the 1996 Form 10-
      K).

10.15 Form of Supplemental Retirement Agreement, dated as of August 21, 1996, between Uniroyal Chemical and two executive officers of Uniroyal Chemical (incorporated by reference to Exhibit 10.30 to the 1996 Form 10-K).

10.16 Form of Second Amended and Restated Lease Agreement between Middlebury Partnership, as Lessor, and Uniroyal Chemical, as Lessee, dated as of August 28, 1997 (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 27, 1997).

12 Computation of earnings to fixed charges ratio for the fiscal years 1994, 1995, 1996, 1997 and 1998 and three months ended December 28, 1996 (filed herewith).

21    Subsidiaries of the Registrant (No Response Required).

27    Financial data schedule for the Registrant (filed herewith).