Form 10-Q
period 1999-03-27
UNIROYAL CHEMICAL CO INC
filed 1999-05-26
CIK 862612

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                             FORM 10-Q
(Mark One)
X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 27, 1999

                                  OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934  for the transition period
      from              to

                       Commission File No. 33-66740

                     Uniroyal Chemical Company, Inc.
           (exact name of registrant as specified in its charter)


         New Jersey                            06-1148490
     (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)           Identification No.)

     Benson Road
     Middlebury, Connecticut                    06749
     (address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (203) 573-2000



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                 Yes   X  No

     Indicate the number of shares outstanding of common stock, as of April 14, 1999: 101 shares of No Class Common Stock.

     Registrant meets the conditions set forth in General Instruction
(H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

The Registrant is not required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 to file this Report, which is being filed to comply with certain provisions of the indentures applicable to two series of outstanding public debt of the Registrant.





                  UNIROYAL CHEMICAL COMPANY, INC.
                            FORM 10-Q
                 FOR QUARTER ENDED MARCH 27, 1999



                              INDEX




  PART I.     FINANCIAL INFORMATION:

  Item 1.     Condensed Financial Statements and
              Accompanying Notes

              . Consolidated Statements of Earnings
                (unaudited) - First quarter ended 1999 and 1998

              . Consolidated Balance Sheets - March 27, 1999
                (unaudited) and December 26, 1998

              . Consolidated Statements of Cash Flows
                (unaudited) - First Quarter ended 1999 and 1998

              . Notes to Consolidated Financial Statements
                (unaudited)

  Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations



 PART II.    OTHER INFORMATION:

  Item 5.     Other information

  Item 6.     Exhibits and Reports on Form 8-K

  Signatures

  *Exhibit  27  Financial Data Schedules

 * A copy of this Exhibit is annexed to this report on Form 10-Q provided to the Securities and Exchange Commission.




                                                    UNAUDITED
UNIROYAL CHEMICAL COMPANY, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
First quarter ended 1999 and 1998
(In thousands)



                                     1999           1998

 Net sales                           $ 396,292      $ 477,219

 Cost of products sold                 247,295        302,465
 Selling, general and administrative    60,590         67,273
 Depreciation and amortization          18,837         20,093
 Research and development               11,308         13,163
 Equity income                          (7,055)            -

   Operating profit                     65,317         74,225

 Interest expense                       13,154         23,613
 Other income (a)                      (40,706)          (289)

 Earnings before income taxes
   and extraordinary loss               92,869         50,901
 Income taxes                           33,666         18,958

 Earnings before
   extraordinary loss                   59,203         31,943

 Extraordinary loss on early
   extinguishment of debt                   -          (1,951)

 Net earnings                        $  59,203      $  29,992





 (a) 1999 includes a gain of $42,060 ($26,813 after-tax) from the sale of the specialty ingredients business.

See accompanying notes to consolidated financial statements.
                           - 2 -




                                            March 27, 1999 UNAUDITED

UNIROYAL CHEMICAL COMPANY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
March 27, 1999 and December 26, 1998
(In thousands of dollars)


                                             March 27,       December 26,
                                               1999             1998
  ASSETS
  CURRENT ASSETS
  Cash                                    $     18,238     $     12,104
  Accounts receivable                          207,942          173,668
  Inventories                                  323,779          334,562
  Other current assets                          82,309           77,422
      Total current assets                     632,268          597,756
  NON-CURRENT ASSETS
  Property, plant and equipment                445,171          473,403
  Cost in excess of acquired net assets        147,892          166,184
  Other assets                                 171,472          171,550
                                          $  1,396,803     $  1,408,893

  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
  Notes payable                           $     11,569     $     17,305
  Accounts payable                             118,173          117,338
  Accrued expenses                             135,493          139,401
  Income taxes payable                          84,791          103,179
  Other current liabilities                     18,551           17,149
      Total current liabilities                368,577          394,372
  NON-CURRENT LIABILITIES
  Long-term debt                               686,700          646,857
  Postretirement health care liability         141,300          142,727
  Other liabilities                            149,646          158,234

  STOCKHOLDERS' EQUITY
  Additional paid-in capital                    56,837          120,259
  Retained earnings (deficit)                   43,218          (15,985)
  Accumulated other comprehensive income       (49,475)         (37,571)
      Total stockholders' equity                50,580           66,703

                                          $  1,396,803     $  1,408,893




  See accompanying notes to consolidated financial statements.
                                   - 3 -




                                                             UNAUDITED
UNIROYAL CHEMICAL COMPANY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
First Quarter ended 1999 and 1998
(In thousands of dollars)




Increase (decrease) to cash                           1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                    $   59,203   $   29,992
  Adjustments to reconcile net earnings
    to net cash provided (used) by operations:
    Gain on sale of specialty ingredients            (42,060)           -
    Extraordinary loss on early debt extinguishment        -        1,951
    Depreciation and amortization                     18,837       20,093
    Equity income                                     (7,055)           -
    Changes in assets and liabilities, net (a)       (82,102)     (27,964)
  Net cash provided (used) by operations (a)         (53,177)      24,072

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of specialty ingredients        103,000            -
  Capital expenditures                               (12,471)      (8,662)
  Other investing activities                           1,862          298
  Net cash provided (used) by investing activities    92,391       (8,364)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds (payments) on long-term borrowings         39,843      (24,016)
  Proceeds (payments) on short-term borrowings        (5,736)       1,639
  Premium paid on early extinguishment of debt             -       (2,662)
  Proceeds (payments) on Parent equity transactions  (67,347)       8,928
  Net cash used by financing activities              (33,240)     (16,111)

CASH
  Effect of exchange rates on cash                       160         (219)
  Change in cash                                       6,134         (622)
  Cash at beginning of period                         12,104       10,607
  Cash at end of period                           $   18,238   $    9,985



 (a) 1999 includes tax payment of $48,190 relating to fourth quarter 1998 Gustafson gain.






See accompanying notes to consolidated financial statements.
                                  -4-






UNIROYAL CHEMICAL COMPANY, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements





PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

Uniroyal Chemical Company, Inc., (the "Company"), a New Jersey Corporation, is a direct wholly-owned subsidiary of Crompton & Knowles Corporation, (the "Parent"). Effective March 26, 1999, the Parent transferred all of its business operations at the book value of those assets on that date, (the "Merger"). This merger of entities under common control has been reflected here in a manner similar to a pooling of interests; accordingly prior period financial statements have been restated to reflect the merger as if it were in effect for all periods presented.

The Parent is dependent on cash flow from the Company and its subsidiaries to meet its cash requirements. Accordingly, the consolidated financial statements of the Company set forth herein are presented on a basis of accounting which reflects all of the adjustments to account for the operations, assets and liabilities of the Parent.

The information included in the foregoing consolidated financial statements is unaudited but reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented.

Included in accounts receivable are allowances for doubtful accounts of $10.1 million in 1999 and $9.8 million at December
26, 1998.

Accumulated depreciation amounted to $424.5 million in 1999 and $434.7 million at December 26, 1998.

Accumulated amortization of cost in excess of acquired net assets amounted to $40.3 million in 1999 and $44.6 million at December
26, 1998.

Accumulated amortization of patents, unpatented technology, trademarks and other intangibles included in other assets amounted to $123.7 million in 1999 and $120.9 million at December
26, 1998.

Cash payments during the quarters ended March 27, 1999 and March
28, 1998 included interest of $12.2 million and $13.8 million, respectively, and income taxes of $50.8 million and $6.5 million, respectively.

It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Parent's 1998 Annual Report on Form 10-K.


INVENTORIES

Components of inventories are as follows:

                                   March 27,       Dec. 26,
(In thousands)                       1999            1998

Finished goods                     $227,998        $226,663
Work in process                      40,315          45,237
Raw materials and supplies           55,466          62,662

                                   $323,779        $334,562


BUSINESS SEGMENT DATA

The Company evaluates a segment's performance based on several factors, of which a primary financial measure is operating profit. In computing operating profit, the following items have not been deducted: interest expense, other income and income taxes. Intersegment sales are not significant.

                                        Quarter Ended
                                   March 27,      March 28,
(In thousands)                        1999           1998

SALES
Specialty Chemicals
  Performance Chemicals          $   113,514    $   113,272
  Crop Protection                     65,718        107,843
  Colors                              50,178         61,100
  Other                                    -         24,805
                                     229,410        307,020
Polymers & Polymer Processing
Equipment
  Polymers                            78,735         86,590
  Polymer Processing Equipment        88,147         83,609
                                     166,882        170,199

  Total net sales                $   396,292    $   477,219


OPERATING PROFIT
Specialty Chemicals
  Performance Chemicals          $    13,002    $    14,227
  Crop Protection                     22,114         28,279
  Colors                               4,702          6,874
  Other                                    -          2,488
                                      39,818         51,868
Polymers & Polymer Processing
Equipment
  Polymers                            21,407         18,350
  Polymer Processing Equipment        10,812         10,366
                                      32,219         28,716

General corporate expense         (    6,720)    (    6,359)

  Total operating profit         $    65,317    $    74,225


Segment assets in the Specialty Chemicals-Other segment declined $64.5 million due to the disposition of the specialty ingredients business. There are no other material changes in total assets for any other segments from the amounts disclosed as of year-end 1998.


COMPREHENSIVE INCOME

An analysis of the Company's comprehensive income follows:

                                        Quarter Ended
                                   March 27,      March 28,
(In thousands)                        1999           1998

Net earnings                     $    59,203    $    29,992
Other comprehensive expense:
  Foreign currency translation
    adjustments                   (   11,904)    (    3,196)

Comprehensive income             $    47,299    $    26,796


The balance of accumulated other comprehensive income includes accumulated translation adjustments and minimum pension liability in the amounts of $48.5 million and $1.0 million at March 27, 1999, and $36.6 million and $1.0 million at December 26, 1998.





              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS



 FIRST QUARTER RESULTS

 Overview

 Consolidated net sales of $396.3 million for the first quarter of 1999 decreased 17% from the comparable period in 1998. After adjusting to exclude $75 million from deconsolidated joint ventures and the sale of the specialty ingredients business, net sales decreased 1%, primarily as a result of lower Colors sales. International sales, including U.S. exports, were 44% of total sales, up from 39% in the first quarter of 1998.

 Net earnings increased 97% to $59.2 million, compared to $30.0 million
 in the first quarter of 1998.   Before after-tax special items (a $26.8
 million gain from the sale of the specialty ingredients business in 1999 and a $1.9 million extraordinary loss on early extinguishment of debt in 1998), net earnings were $32.4 million, compared with $31.9 million in the prior year.

 Gross margin as a percentage of sales increased to 37.6% from 36.6% in the first quarter of 1998. The increase was attributable primarily to improved product mix and lower raw material costs partially offset by lower pricing. Consolidated operating profit of $65.3 million declined 12%; however, excluding the impact of deconsolidated joint ventures and the sale of the specialty ingredients business, operating profit was slightly ahead of last year.

 Specialty Chemicals

 Performance chemicals sales of $113.5 million increased slightly from the first quarter of 1998. Rubber chemical sales were lower by 2% primarily due to lower pricing, while specialty additive sales were higher by 3%. Performance chemicals operating profit of $13.0 million decreased 9% versus the first quarter of 1998, primarily as a result of lower pricing in rubber chemicals.

 Crop protection sales of $65.7 million decreased 39% from the prior year primarily as a result of the deconsolidation of the seed treatment joint venture. Excluding the $39.7 million impact of the joint venture deconsolidation, crop protection sales decreased 4% from the prior year as certain export sales were delayed into the second quarter because of letter of credit issues. Operating profit of $22.1 million decreased 22% from the prior year primarily due to the seed treatment joint venture. Excluding the $6.6 million impact of the joint venture deconsolidation, operating profit was 2% higher than 1998 primarily as a result of slightly higher pricing and improved product mix.

 Colors sales of $50.2 million decreased 18% from the first quarter of 1998 primarily as a result of weakness in the U.S. and European textile dye markets caused by low-cost Asian imports of dyes and apparel and particularly aggressive selling tactics by European competitors. Lower selling prices in the quarter account for five percent of the sales decline. Operating profit of $4.7 million was 32% lower than the first quarter of 1998 primarily as a result of lower sales volume and pricing.

 Other sales and operating profit decreased $24.8 million and $2.5 million, respectively, as a result of the sale of the specialty ingredients business effective the first day of fiscal
 1999.

 Polymers & Polymer Processing Equipment

 Polymers sales of $78.7 million decreased 9% from 1998 primarily as a result of the deconsolidation of the nitrile rubber joint venture announced in November 1998. Excluding the $10.5 million impact from the joint venture deconsolidation, polymer sales were 4% higher than the first quarter of 1998. EPDM sales increased 7% with 5% resulting from higher selling prices. Urethane sales were essentially unchanged from the prior year, but reflect a significant improvement from the 6% decline in the fourth quarter of 1998. Operating profit of $21.4 million increased 17% over the prior year primarily as a result of higher sales volume, improved pricing and lower raw material costs.

 Polymer processing equipment sales of $88.2 million were 5% higher than the first quarter of 1998 despite lower pricing of 2%. Operating profit of $10.8 million was 4% higher than 1998 as lower selling prices and an unfavorable product mix restrained operating margin growth during the quarter. The equipment order backlog at the end of the first quarter was $118 million, unchanged from year-end 1998.

 Other

 Selling, general and administrative expenses of $60.6 million decreased 10% versus the first quarter of 1998 primarily due to the impact of the deconsolidation of the joint ventures and the sale of the specialty ingredients business. Depreciation and amortization (down 6%) and research and development costs (down 14%) also declined as a result of the joint venture deconsolidations and the sale of the specialty ingredients business. Equity income of $7.1 million in the first quarter of 1999 was primarily attributable to the seed treatment joint venture. Interest expense of $13.2 million decreased 44% primarily due to lower levels of indebtedness and lower interest cost on borrowings used to redeem high cost debt in 1998. Other income of $40.7 million includes a gain in the amount of $42.1 million from the sale of the specialty ingredients business offset partially by $1.2 million in fees related to the accounts receivable securitization program. The effective tax rate of 36.3% compares favorably with 37.2% in the comparable 1998 quarter.



 LIQUIDITY AND CAPITAL RESOURCES

 The March 27, 1999 working capital balance of $263.7 million increased $60.3 million from the year-end 1998 balance of $203.4 million, while the current ratio increased to 1.7 from 1.5. The increase was primarily due to a seasonal increase in accounts receivable of the crop protection business and to a $48.2 million income tax payment relating to the 1998 Gustafson gain. Days sales in receivables averaged 44 days in the first quarter of 1999, versus 54 days in the same quarter of 1998, principally due to the impact of the accounts receivable securitization program initiated in December 1998. Inventory turnover averaged 2.9, versus 3.3 in the same quarter of 1998, primarily as a result of the joint venture deconsolidations.

 Net cash flow used by operations in the first quarter of 1999 was $53.2 million compared to cash flow provided by operations of $24.1 million in 1998, primarily due to the tax payment on the 1998 Gustafson gain and other working capital requirements.
 Cash provided from the sale of the specialty ingredients business and additional borrowings under the company's revolving credit agreement were used primarily to fund the Parent's common share repurchases, capital expenditures, the income tax payment related to the 1998 Gustafson gain and other working capital requirements. The Company's debt to total capital increased to 93% from 91% at year-end 1998. The Company's liquidity needs, including debt servicing, are expected to be financed from operations. The Company has available a revolving credit agreement providing for borrowings of $545 million through September 2003. Borrowings under the agreement amounted to $328.7 million at March 27, 1999 and carried a weighted average interest rate of 5.7%. In addition, the Company has available an accounts receivable securitization program to sell up to $82 million of domestic accounts receivable to an agent bank. As of March 27, 1999, $80 million of domestic accounts receivable had been sold under this agreement.

 In September 1998, the Parent announced a share repurchase program to buy back 7.5 million shares or approximately 10% of the common shares then outstanding. The program was completed in early 1999 and in January 1999, the Parent announced another share repurchase program for 6.8 million shares, or approximately 10% of the common shares then outstanding. During the first quarter of 1999, the Parent repurchased 3.7 million common shares and from September 1998 to date, has repurchased
 9.5 million shares at an average cost of $17.85 per share.

 Capital expenditures are expected to approximate $70 million in 1999, primarily for replacement needs and improvement of domestic and foreign facilities.


MARKET RISK

At March 27, 1999, the Company had an interest rate lock contract ("Interest Hedge") outstanding with a major financial institution for $230 million at a rate of 6.04%. The Interest Hedge expires on September 1, 2000. The settlement amount will be based on the difference between the rate of 6.04% and the 10 year Treasury rate at the expiration date. A settlement of the fair market value of the Interest Hedge as of March 27, 1999 would require a payment of approximately $11 million, compared to a required estimated payment of $17 million at year-end 1998.

The fair market value of long-term debt is subject to interest rate risk. The Company's long-term debt amounted to $686.7 million at March 27, 1999. The fair market value of such debt was $710.2 million, and with respect to notes, has been determined based on quoted market prices.



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

 Under the Company's current environment, IT systems include mission critical applications that directly support the Company's operations. These IT systems also include networked personal computers running desktop applications. Typical non-IT systems within the Company's environment include process controls and other microcontrollers containing imbedded computer chips. The Company has completed its assessment of its non-IT systems and is aggressively undertaking measures to remedy such systems. The Company expects to complete this remediation and testing by October 1999.

 The Company employs a number of major mission critical IT systems in its Specialty Chemicals and Polymers businesses. These systems are currently being upgraded and tested to address Year 2000 compliance issues and the Company expects this to be completed by mid-1999.

 The Company's Polymer Processing Equipment business is supported by a legacy system that runs on a mid-range computer system. This system has been reworked and tested, and the Company believes that it is Year 2000 compliant. The Company has assessed all other IT systems including non-IT systems in this business segment and has undertaken necessary steps to address any Year 2000 compliance issues. This business currently sells equipment controls containing programs and microchips. The Company believes that these products which are used in the operation of extrusion machinery are Year 2000 compliant.

 The Company has operations in Europe, Asia Pacific, and Latin
 America supported by IT systems operating on mid-range computers. The Company is presently upgrading these IT systems to address Year 2000 compliance and expects to complete this upgrade by mid-1999.

 The Company is actively looking into the overall Year 2000 readiness of its major business partners including vendors, suppliers, and service providers in order to determine that the Company's operations will not be disrupted in the event that any such third party failed to have Year 2000 compliant systems.
 The Company has received assurances from nearly all of the major business entities that it conducts business with that these entities will be able to conduct business beyond January 1, 2000, without any disruption. The Company continues to provide status information of its Year 2000 compliance effort to its customers and assures its customers that the Company's IT infrastructure will continue to function properly beyond
 January 1, 2000.

 The Company has spent approximately $5.0 million to assess and correct Year 2000 compliance issues in its IT infrastructure through March 27, 1999. The Company estimates that it will spend an additional $1.4 million to complete the remediation of Year 2000 compliance issues in its IT infrastructure. The Company is committed to allocate funds to remediate any other Year 2000 compliance issues in the course of its ongoing assessment of its IT infrastructure. Year 2000 compliance costs are not expected to have a material effect on the Company's results of operations.

 The Company does not expect to have any material risk exposure emanating from its internal IT infrastructure. While it is not expected to occur, failure of the Company's suppliers and key customers to address Year 2000 compliance could have a material adverse impact on the Company's operations. In particular, failure of the Company's energy and telecommunication suppliers to address Year 2000 compliance could have a material adverse impact on the Company's operations. The Company is continuing to assess its efforts to mitigate any potential risk associated with Year 2000 compliance and is actively pursuing the development of appropriate contingency plans when needed.


 NEW ACCOUNTING STANDARDS

 In June 1998, the Financial Accounting Standards Board issued
 Statement No. 133 "Accounting for Derivative Instruments and
 Hedging Activities." On May 20, 1999, the Financial Accounting Standards Board proposed an amendment changing the effective date of the statement to all fiscal quarters of all fiscal years beginning after June 15, 2000.
 The Company plans to adopt this statement based on the period as amended by the Financial Accounting Standards Board.


 ENVIRONMENTAL MATTERS

 The Company is involved in claims, litigation, administrative proceedings and investigations of various types in a number of jurisdictions. A number of such matters involve claims for a material amount of damages and relate to or allege environmental liabilities, including clean-up costs associated with hazardous waste disposal sites, natural resource damages, property damage and personal injury. The Company and some of its subsidiaries have been identified by federal, state or local governmental agencies, and by other potentially responsible parties (each a "PRP") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or comparable state statutes, as a PRP with respect to costs associated with waste disposal sites at various locations in the United States. In addition, the Company is involved with environmental remediation and compliance activities at some of its current and former sites in the United States and abroad.

 Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts. For each site, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. As of March 27, 1999, the Company's accrual for environmental remediation activities totaled $93 million. It is reasonably possible that the Company's estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, the interpretation of current laws and regulations be modified or additional environmental laws and regulations be enacted.

 The Company intends to assert all meritorious legal defenses and all other equitable factors which are available to it with respect to the above matters. The Company believes that the resolution of these environmental matters will not have a material adverse effect on the consolidated financial position of the Company. While the Company believes it is unlikely, the resolution of these environmental matters could have a material adverse effect on the Company's consolidated results of operations in any given year if a significant number of these matters are resolved unfavorably.


 FORWARD-LOOKING STATEMENTS

 Certain statements made in this Form 10-Q report are forward looking statements that involve risks and uncertainties. These statements are based on currently available information and the Company's actual results may differ significantly from the results discussed. Investors are cautioned that there can be no assurances that the actual results will not differ materially from those suggested in such forward-looking statements.




PART II. OTHER INFORMATION:

Item 5.  Other information


The Company announced certain changes in executive officer positions which became effective May 1, 1999. Charles J. Marsden, former Senior Vice President and Chief Financial Officer of the Company, became its Senior Vice President, Strategy & Development. Peter Barna, former Vice President, Finance of the Company, became its Vice President, Finance and Chief Financial Officer.


Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits

           Number                Description

            27*               Financial Data Schedule

    (b) No reports on Form 8-K were filed during the quarter
        For which this report is filed.

      * A copy of this Exhibit is annexed to this report on Form 10-Q provided to the Securities and Exchange
        Commission.






                            SIGNATURES


     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              UNIROYAL CHEMICAL COMPANY, INC.
                                                (Registrant)


May 26, 1999                  By:/s/ Peter Barna
                                     Peter Barna
                                     Vice President, Finance and
                                     Chief Financial Officer